Form 10-Q
period 2025-09-30
Trailblazer Acquisition Corp.
filed 2025-11-13
CIK 2075310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-42833

Trailblazer Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-1868836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, 27th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 621-8777

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	BLZRU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	BLZR	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Redeemable Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	BLZRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 13, 2025, there were 27,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,875,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRAILBLAZER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheet as of September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from June 9, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2025 and for the Period from June 9, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statement of Cash Flows for the Period from June 9, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 9, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., representative of the underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 11, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Trailblazer Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 4.00% of the gross proceeds of the Initial Public Offering and 6.00% of the gross proceeds sold pursuant to the Over-Allotment Option, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 9, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 10, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 11, 2025, as amended, and declared effective on September 9, 2025 (File No. 333-288651);

●	“Letter Agreement” are to the Letter Agreement, dated September 9, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,500,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with Cantor, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 9, 2025, which we entered into with the Sponsor, Cantor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Trailblazer Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $275,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Initial Shareholders or an affiliate of our Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAILBLAZER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets:
Current assets
Cash	$1,266,372
Prepaid expense	20,483
Prepaid insurance	70,031
Total current assets	1,356,886
Prepaid insurance – long-term	66,141
Marketable securities held in Trust Account	275,576,612
Total Assets	$276,999,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$10,000
Accrued offering expenses	75,000
Total current liabilities	85,000
Deferred underwriting fee payable	11,700,000
Total Liabilities	11,785,000

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 27,500,000 shares at a redemption value of $10.02 per share	275,576,612

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption)	―
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding	687
Additional paid-in capital	—
Accumulated deficit	(10,362,660)
Total Shareholders’ Deficit	(10,361,973)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$276,999,639

The accompanying notes are an integral part of the unaudited condensed financial statements.

Trailblazer Acquisition Corp.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Period from June 9, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$87,287	$106,093
Loss from operations	(87,287)	(106,093)

Other income:
Interest earned on marketable securities held in Trust Account	576,612	576,612
Total other income, net	576,612	576,612
Net income	$489,325	$470,519

Weighted average shares outstanding of Class A Ordinary Shares	5,679,348	4,623,894
Basic and diluted net income per share, Class A Ordinary Shares	$0.04	$0.04

Weighted average shares outstanding of Class B Ordinary Shares	6,180,707	6,094,027
Basic net income per ordinary share, Class B Ordinary Shares	$0.04	$0.04

Weighted average shares outstanding of Class B Ordinary Shares	6,875,000	6,814,159
Diluted net income per ordinary share, Class B Ordinary Shares	$0.04	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

AND FOR THE THREE-MONTH PERIOD ENDED

SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — June 9, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(18,806)	(18,806)

Balance — June 30, 2025	—	—	6,900,000	690	24,310	(18,806)	6,194
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(11,195,159)	(10,833,179)	(22,028,338)
Sale of Private Placement Warrants	—	—	—	—	6,800,000	—	6,800,000
Forfeiture of Founder Shares	—	—	(25,000)	(3)	3	—	—
Fair Value of Public Warrants at issuance	—	—	—	—	4,675,000	—	4,675,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(304,154)	—	(304,154)
Net income	—	—	—	—	—	489,325	489,325
Balance – September 30, 2025 (unaudited)	—	$—	6,875,000	$687	$—	$(10,362,660)	$(10,361,973)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Trailblazer Acquisition Corp.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$470,519
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	17,420
Interest earned on marketable securities held in Trust Account	(576,612)
Changes in operating assets and liabilities:
Prepaid expenses	(20,483)
Prepaid insurance	(136,172)
Accounts payable and accrued expenses	10,000
Net cash used in operating activities	(235,328)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	270,200,000
Proceeds from sale of Private Placements Warrants	6,800,000
Repayment of IPO Promissory Note – related party	(170,256)
Payment of offering costs	(328,044)
Net cash provided by financing activities	276,501,700

Net Change in Cash	1,266,372
Cash – Beginning of period	—
Cash – End of period	$1,266,372

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through IPO Promissory Note – related party	$152,836
Deferred underwriting fee payable	$11,700,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Note 1 — Organization and Business Operations

Trailblazer Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target. Although the Company currently intends to focus on target businesses in the media and communications, sports and entertainment, technology, and consumer retail sectors, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Trailblazer Acquisition Sponsor, LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 11, 2025, as amended (File No. 333-288651), was declared effective on September 9, 2025 (the “IPO Registration Statement”). On September 11, 2025, the Company consummated the initial public offering of 27,500,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the partial exercise of the underwriters’ Over-Allotment Option (as defined in Note 6) of 3,500,000 Units, generating gross proceeds of $275,000,000 (the “Initial Public Offering”). Each Unit has a price of $10.00 and consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the Underwriters in the Initial Public Offering, at a price of $1.50 per warrant, or $6,800,000 in the aggregate (the “Private Placement”). Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,600,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $17,080,880, consisting of $4,800,000 of cash underwriting fee, Deferred Fee (as defined in Note 6) of $11,700,000, and $580,880 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Following the closing of the Initial Public Offering on September 11, 2025, an amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the Private Placement, are held in a Trust Account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 to pay dissolution expenses, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by September 11, 2027 (24 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The Sponsor, officers and directors have entered into a letter agreement with the Company, dated September 9, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 17, 2025. The interim results for the three months ended September 30, 2025 and for the period from June 9, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $1,266,372 and working capital of $1,271,886.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,266,372 and did not have any cash equivalents as of September 30, 2025.

Marketable Securities held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025, the assets held in the Trust Account of $275,576,612, were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated With the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On September 11, 2025, the underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the underwriters, 875,000 founder shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the initial shareholders holding 6,875,000 Founder Shares. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic income per share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2025		For the period from June 9, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income, basic	$234,320	$255,005	$202,990	$267,529
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	5,679,348	6,180,707	4,623,894	6,094,027
Basic net income per ordinary share	$0.04	$0.04	$0.04	$0.04

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025		For the period from June 9, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$221,361	$267,964	$190,210	$280,309
Denominator:
Diluted weighted-average ordinary shares outstanding	5,679,348	6,875,000	4,623,894	6,814,159
Diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.04

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying unaudited condensed balance sheet. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,675,000)
Class A ordinary shares issuance cost	(16,776,726)
Plus:
Accretion of carrying value to redemption value	22,028,338
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$275,576,612

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic  2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting”, (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 9, 2025, its date of incorporation.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on September 30, 2025, the Company sold 27,500,000 Units at a purchase price of $10.00 per Unit for a total of $275,000,000, which includes the partial exercise by the Underwriters of the Over-Allotment Option in the amount of 3,500,000 Units. Each Unit has a price of $10.00 and consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of September 30, 2025, there were there were 9,166,667 Public Warrants and 4,533,333 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrants will have paid the full purchase price for the Unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the Warrant Agreement, dated September 9, 2025, by and between the Company and Continental, as warrant agent (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

If the holders exercise their Public Warrants on a cashless basis, they would pay the Warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Class A Ordinary Shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 4,533,333 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, or $6,800,000 in the aggregate. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,600,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares) as compensation for their services. On September 9, 2025, the Company effected a 1.2 for 1 share split in which the Company issued an additional 1,150,000 Founder Shares to the initial shareholders, so that they collectively hold 6,900,000 Founder. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option is exercised. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the initial shareholders holding 6,875,000 Founder Shares.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had borrowed $170,256 under the promissory note, which was repaid at the Initial Public Offering. Borrowings under the note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on September 9, 2025 and pursuant to the Administrative Services Agreement, dated September 9, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company has agreed to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of September 30, 2025, the Company incurred $6,667 of administrative services fees which was included in accrued expenses in the accompanying unaudited condensed balance sheet.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and Private Placement Warrants and (iii) Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated September 9, 2025, which the Company entered into with the holders thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Underwriters’ Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,600,000 units to cover over-allotments, if any (the “Over-Allotment Option”). On September 11, 2025, the underwriters partially exercised its Over-Allotment Option in the amount of 3,500,000 units and forfeited the remaining unexercised balance of 100,000 Units.

The Underwriters were entitled to a cash underwriting discount of $4,800,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the Underwriters’ Over-Allotment Option). Additionally, the Underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than those sold pursuant to the Underwriters’ Over-Allotment Option, and 6.0% of the gross proceeds sold pursuant to the Underwriters’ Over-Allotment Option, $11,700,000 in the aggregate, upon the completion of the initial Business Combination (such fees together, the “Deferred Fee”), subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2025, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On June 10, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares) as compensation for their services. On September 9, 2025, the Company effected a 1.2 for 1 share split in which the Company issued an additional 1,150,000 Founder Shares to the initial shareholders, so that they collectively hold 6,900,000 Founder Shares. All share and per-share data have been retrospectively presented. Up to 900,0000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option is exercised. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the initial shareholders holding 6,875,000 Founder Shares.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The founder shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Underwriters’ Over-Allotment Option and excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans, if any) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares will (i) have the right to vote on the appointment and removal of directors prior to or in connection with the completion of the initial Business Combination and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Trailblazer Acquisition Corp.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The fair value of the Public Warrants issued in the Initial Public Offering is $4,675,000, or $0.51 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

September 11, 2025
Traded unit price	$9.83
Expected term to De-SPAC	2.0
Probability of De-SPAC and Market Adjustment	45.0%
Risk-free rate (continuous)	3.74%
Selected volatility	5.0%

Note 9 — Segment Information

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash	$1,266,372
Marketable securities held in Trust Account	$275,576,612

	For the Three Months Ended September 30,	June 9, 2025 (inception) through September 30,
	2025	2025
General and administrative costs	$87,287	$106,093
Interest earned on marketable securities held in Trust Account	$576,612	$576,612

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 29, 2025, the Company announced that, commencing on October 31, 2025, the holders of the Units may elect to separately trade the Class A Ordinary Shares and the Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Any Units that are not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BLZRU.” The Class A Ordinary Shares and the Warrants trade on the Global Market tier of Nasdaq under the symbols “BLZR” and “BLZRW,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 9, 2025 for the purpose of effecting a Business Combination.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on industries that complement our Management’s background, and to capitalize on the ability of our Management to identify and acquire a business, focusing on the media and communications, sports and entertainment, technology, and consumer retail sectors. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on September 9, 2025 On September 11, 2025, we consummated our Initial Public Offering of 27,500,000 Units, including 3,500,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-third of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $275,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $6,800,000. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor purchased 1,600,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $275,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until September 11, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On October 29, 2025, we announced that, commencing on October 31, 2025, the holders of our Units may elect to separately trade the Class A Ordinary Shares and the Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Any Units that are not separated will continue to trade on the Global Market tier of Nasdaq under the symbol “BLZRU.” The Class A Ordinary Shares and the Warrants trade on the Global Market tier of Nasdaq under the symbols “BLZR” and “BLZRW,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 9, 2025 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $489,325, which consisted of interest earned on marketable securities held in Trust Account of $576,612 offset by formation and operational costs of $87,287.

For the period from June 9, 2025 (inception) through September 30, 2025, we had net income of $470,519, which consisted of interest earned on marketable securities held in Trust Account of $576,612 offset by formation and operational costs of $106,093.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $275,000,000 was initially placed in the Trust Account. We incurred fees of $17,080,880, consisting of $4,800,000 of cash underwriting fee, $11,700,000 of Deferred Fee, and $580,880 of other offering costs.

As of September 30, 2025, we had $1,266,372 of cash in our operating account. As of September 30, 2025, we had of $1,271,886. As of September 30, 2025, $576,611.52 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2025, we had marketable securities held in the Trust Account of $275,576,611.52 (including approximately $576,611.52 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we have cash held outside of the Trust Account of $1,266,372 We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $170,256 was fully repaid upon the consummation of our Initial Public Offering on September 11, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, we did not have any borrowings under any Working Capital Loans.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 9, 2025, and until the completion of our Business Combination or liquidation, we will reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2025, we incurred $6,667 in fees for these services, of which such amount is included in accrued expenses in the unaudited condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering and 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, or $11,700,000 in the aggregate, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 9, 2025, its date of incorporation.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before September 11, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by September 9, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on September 9, 2025, and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until September 11, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to September 9, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Warrants Purchase Agreements and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Initial Shareholders, Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Initial Shareholders, Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Initial Shareholders to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-third of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $275,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.02 per Public Share as of September 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $6,800,000. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor purchased 1,600,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On September 11, 2025, we consummated our Initial Public Offering of 27,500,000 Units, including 3,500,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share, and one-third of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $275,000,000. Cantor acted as sole book runner and representative of the underwriters.

On September 11, 2025, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 4,533,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, to our Sponsor and Cantor, generating gross proceeds of $6,800,000.

Following the closing of our Initial Public Offering on September 11, 2025, a total of $275,000,000 comprised of $270,200,000 of the proceeds from the Initial Public Offering (which amount includes $11,700,000 of the Deferred Fee) and $6,800,000 of the proceeds from the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated September 9, 2025, by and between the Company and Cantor, as representative of the several underwriters. (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Warrant Agreement, dated September 9, 2025, by and between the Company and Continental, as warrant agent. (2)
10.1	Investment Management Trust Agreement, September 9, 2025, by and between the Company and Continental, as trustee. (2)
10.2	Registration Rights Agreement, dated September 9, 2025, by and among the Company and certain security holders. (2)
10.3	Private Placement Warrants Purchase Agreement, dated September 9, 2025, by and between the Company and the Sponsor. (2)
10.4	Private Placement Warrants Purchase Agreement, dated September 9, 2025, by and between the Company and the Cantor. (2)
10.5	Letter Agreement, dated September 9, 2025, by and among the Company, its officers, directors, and the Sponsor. (2)
10.6	Administrative Services Agreement, dated September 9, 2025, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as filed with the SEC on July 11, 2025 (File No. 333-288651).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 11, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2025	TRAILBLAZER ACQUISITION CORP.

	By:	/s/ Eric Semler
	Name:	Eric Semler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Eamon P. Smith
	Name:	Eamon P. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)