Form 10-Q
period 2026-03-31
Trailblazer Acquisition Corp.
filed 2026-05-14
CIK 2075310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 27,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,875,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRAILBLAZER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 9, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., representative of the underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 11, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Trailblazer Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 4.00% of the gross proceeds of the Initial Public Offering and 6.00% of the gross proceeds sold pursuant to the Over-Allotment Option, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 9, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 10, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 11, 2025, as amended, and declared effective on September 9, 2025 (File No. 333-288651);

●	“Letter Agreement” are to the Letter Agreement, dated September 9, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,500,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with Cantor, together;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 9, 2025, which we entered into with the Sponsor, Cantor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Trailblazer Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $275,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Initial Shareholders or an affiliate of our Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAILBLAZER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)

Assets
Current assets
Cash	$1,002,911	$1,186,244
Prepaid expenses	69,471	11,920
Prepaid insurance	70,031	70,031
Total Current Assets	1,142,413	1,268,195

Prepaid insurance – long-term	31,125	48,633
Marketable securities held in Trust Account	280,681,541	278,235,039
Total Assets	$281,855,079	$279,551,867

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$83,744	$47,756
Accrued offering expenses	75,000	75,000
Total current liabilities	158,744	122,756

Deferred underwriting fee payable	11,700,000	11,700,000
Total Current Liabilities	11,858,744	11,822,756

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 27,500,000 shares at a redemption value of $10.20 and $10.12 per share as of March 31, 2026 and December 31, 2025, respectively.	280,681,541	278,235,039

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	687	687
Additional paid-in capital	—	—
Accumulated deficit	(10,685,893)	(10,506,615)
Total Shareholders’ Deficit	(10,685,206)	(10,505,928)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$281,855,079	$279,551,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

General and administrative costs	$179,278
Loss from operations	(179,278)

Other income:
Interest earned on marketable securities held in Trust Account	2,446,502

Net income	$2,267,224

Weighted average shares outstanding of Class A Ordinary Shares	27,500,000
Basic and diluted net income per share, Class A Ordinary Shares	$0.07

Weighted average shares outstanding of Class B Ordinary Shares	6,875,000
Basic and diluted net income per ordinary share, Class B Ordinary Shares	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,875,000	$687	$—	$(10,506,615)	$(10,505,928)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,446,502)	(2,446,502)
Net income	—	—	—	—	—	2,267,224	2,267,224
Balance – March 31, 2026 (unaudited)	—	$—	6,875,000	$687	$—	$(10,685,893)	$(10,685,206)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$2,267,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,446,502)
Changes in operating assets and liabilities:
Prepaid expenses	(57,551)
Prepaid insurance	17,508
Accounts payable and accrued expenses	35,988
Net cash used in operating activities	(183,333)

Net Change in Cash	(183,333)
Cash – Beginning of period	1,186,244
Cash – End of period	$1,002,911

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Following the closing of the Initial Public Offering on September 11, 2025, the amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the Private Placement, are held in a Trust Account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.20 per Public Share as of March 31, 2026.

The Ordinary Shares (as defined in Note 5) subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $1,002,911 and working capital of $983,669.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the 2025 Annual Report. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,002,911 and $1,186,244 as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $280,681,541 and $278,235,039, respectively, were held in money market funds.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 Ordinary Shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On September 11, 2025, the underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For the three months ended March 31, 2026
	Class A	Class B
Basic and Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic and diluted	$1,813,779	$453,445
Denominator:
Basic and diluted weighted-average Ordinary Shares outstanding	27,500,000	6,875,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,675,000)
Class A Ordinary Shares issuance cost	(16,776,726)
Plus:
Accretion of carrying value to redemption value	24,686,765
Class A Ordinary Shares subject to possible redemption, December 31, 2025	278,235,039
Plus:
Accretion of carrying value to redemption value	2,446,502
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$280,681,541

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 9,166,667 Public Warrants and 4,533,333 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on September 9, 2025 and pursuant to the Administrative Services Agreement, dated September 9, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company has agreed to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $30,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

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
MARCH 31, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$280,681,541	$278,235,039

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”) or group, in deciding how to allocate resources and assess performance.

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,002,911	$1,186,244
Marketable securities held in Trust Account	$280,681,541	$278,235,039

For the Three Months Ended March 31,
2026
General and administrative costs	$179,278
Interest earned on marketable securities held in Trust Account	$2,446,502

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in the Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in the Report under “Item 1. Financial Statements”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 9, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $2,267,224, which consisted of interest earned on marketable securities held in Trust Account of $2,446,502, partially offset by general and administrative costs of $179,278.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $275,000,000 was initially placed in the Trust Account. We incurred fees of $17,080,880, consisting of $4,800,000 of cash underwriting fee, $11,700,000 of Deferred Fee, and $580,880 of other offering costs.

As of March 31, 2026, we had $1,002,911 of cash in our operating account. As of March 31, 2026, $2,446,502 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of March 31, 2026, we had marketable securities held in the Trust Account of $280,681,541 (including approximately $2,446,502 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of $1,002,911. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 11, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through March 31, 2026 have been satisfied throughthe net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 9, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, the Company incurred $30,000 of administrative services fees which was included in accrued expenses in the accompanying balance sheet.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included elsewhere in the Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $6,800,000. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor purchased 1,600,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 13, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2026	TRAILBLAZER ACQUISITION CORP.

	By:	/s/ Eric Semler
	Name:	Eric Semler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Eamon P. Smith
	Name:	Eamon P. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)