Form 10-Q
period 2026-06-30
Trailblazer Acquisition Corp.
filed 2026-08-13
CIK 2075310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 27,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,875,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRAILBLAZER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (Inception) Through June 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (Inception) Through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 9, 2025 (Inception) Through June 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	25

SIGNATURES		26

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 9, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., representative of the underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 11, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Trailblazer Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 4.00% of the gross proceeds of the Initial Public Offering, excluding any proceeds from units sold pursuant to the Underwriters’ Over-Allotment Option, and 6.00% of the gross proceeds sold pursuant to the Over-Allotment Option, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 11, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 10, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 11, 2025, as amended, and declared effective on September 9, 2025 (File No. 333-288651);

●	“Letter Agreement” are to the Letter Agreement, dated September 9, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,500,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with Cantor, together;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 9, 2025, which we entered into with the Sponsor, Cantor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Trailblazer Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $275,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Initial Shareholders or an affiliate of our Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAILBLAZER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$951,192	$1,186,244
Prepaid expenses	45,258	11,920
Prepaid insurance	70,031	70,031
Total Current Assets	1,066,481	1,268,195

Prepaid insurance – long-term	13,617	48,633
Marketable securities held in Trust Account	283,165,973	278,235,039
Total Assets	$284,246,071	$279,551,867

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$104,670	$47,756
Accrued offering expenses	75,000	75,000
Total Current Liabilities	179,670	122,756

Deferred underwriting fee payable	11,700,000	11,700,000
Total Liabilities	11,879,670	11,822,756

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 27,500,000 shares at a redemption value of $10.30 and $10.12 per share as of June 30, 2026 and December 31, 2025, respectively	283,165,973	278,235,039

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	687	687
Additional paid-in capital	—	—
Accumulated deficit	(10,800,259)	(10,506,615)
Total Shareholders’ Deficit	(10,799,572)	(10,505,928)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$284,246,071	$279,551,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 9, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$122,707	$311,591	$18,806
Loss from operations	(122,707)	(311,591)	(18,806)

Other income:
Interest earned on cash held in operating bank account	8,341	17,947	—
Interest earned on marketable securities held in Trust Account	2,484,432	4,930,934	—

Net income (loss)	$2,370,066	$4,637,290	$(18,806)

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	27,500,000	27,500,000	—
Basic and diluted net income per share, Class A Ordinary Shares	$0.07	$0.13	$—

Basic and diluted weighted average shares outstanding of Class B Ordinary Shares(1)	6,875,000	6,875,000	5,000,000 (1)
Basic and diluted net income (loss) per ordinary share, Class B Ordinary Shares	$0.07	$0.13	$(0.00)

(1)	Excludes up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,875,000	$687	$—	$(10,506,615)	$(10,505,928)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,446,502)	(2,446,502)
Net income	—	—	—	—	—	2,267,224	2,267,224
Balance — March 31, 2026 (unaudited)	—	—	6,875,000	687	—	(10,685,893)	(10,685,206)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,484,432)	(2,484,432)
Net income	—	—	—	—	—	2,370,066	2,370,066
Balance — June 30, 2026 (unaudited)	—	$—	6,875,000	$687	$—	$(10,800,259)	$(10,799,572)

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 9, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(18,806)	(18,806)
Balance — June 30, 2025	—	$—	6,900,000	$690	$24,310	$(18,806)	$6,194

(1)	Includes up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Period from June 9, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,637,290	$(18,806)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	—	12,420
Interest earned on marketable securities held in Trust Account	(4,930,934)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,338)	—
Prepaid insurance	35,016	—
Accrued expenses	56,914	6,386
Net cash used in operating activities	(235,052)	—

Net Change in Cash and cash equivalents	(235,052)	—
Cash and cash equivalents – Beginning of period	1,186,244	—
Cash and cash equivalents – End of period	$951,192	$—

Noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$6,172
Deferred offering costs paid through IPO Promissory Note – related party	$—	$12,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Trailblazer Acquisition Sponsor, LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 11, 2025, as amended (File No. 333-288651), was declared effective on September 9, 2025 (the “IPO Registration Statement”). On September 11, 2025, the Company consummated the initial public offering of 27,500,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the partial exercise of the underwriters’ Over-Allotment Option (as defined in Note 6) of 3,500,000 Units, generating gross proceeds of $275,000,000 (the “Initial Public Offering”). Each Unit has a price of $10.00 and consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share (each, a “Public Warrant”).

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
JUNE 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.30 per Public Share as of June 30, 2026.

The Class A Ordinary Shares (as defined in Note 4) subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $951,192 and working capital of $886,811.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the 2025 Annual Report. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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
JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $951,192 and $1,186,244 as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $283,165,973 and $278,235,039, respectively, were held in money market funds.

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
JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 Ordinary Shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On September 11, 2025, the underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income (loss) per Ordinary Share is the same as basic income (loss) per Ordinary Share for the period presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of Ordinary Shares:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 9, 2025 (Inception) Through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss), basic and diluted	$1,896,053	$474,013	$3,709,832	$927,458	$—	$(18,806)
Denominator:
Basic and diluted weighted-average Ordinary Shares outstanding	27,500,000	6,875,000	27,500,000	6,875,000	—	5,000,000
Basic and diluted net income (loss) per Ordinary Share	$0.07	$0.07	$0.13	$0.13	$—	$(0.00)

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,675,000)
Class A Ordinary Shares issuance cost	(16,776,726)
Plus:
Accretion of carrying value to redemption value	24,686,765
Class A Ordinary Shares subject to possible redemption, December 31, 2025	278,235,039
Plus:
Accretion of carrying value to redemption value	2,446,502
Class A Ordinary Shares subject to possible redemption, March 31, 2026	280,681,541
Plus:
Accretion of carrying value to redemption value	2,484,432
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$283,165,973

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
JUNE 30, 2026

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

Warrants

As of June 30, 2026 and December 31, 2025, there were 9,166,667 Public Warrants and 4,533,333 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in.

Note 5 — Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares) as compensation for their services. The transfer of the 90,000 Founder Shares to the independent directors and to the Chief Financial Officer are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. Since the issuance of the founder shares to the directors and CFO occurred within a month from the date of incorporation and issuance of the founder share to the Sponsor and the Company had yet to file the registration statement publicly at the time the director shares were issued, the Company has determined the value of the Sponsor founder shares is the nearest and most appropriate value to use for the valuation of the founder shares transferred, since they carry the same terms and restrictions. This value will be recorded as compensation expense at the time of the Business Combination. As of June 30, 2026, $0 of compensation expense is recorded.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on September 9, 2025 and pursuant to the Administrative Services Agreement, dated September 9, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company has agreed to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 of administrative services fees, respectively. For the period from June 9, 2025 (inception) through June 30, 2025, the Company did not incur any cost for administrative services fees. As of June 30, 2026 and December 31, 2025, the Company incurred $96,667 and $36,667 in administrative services fees, respectively, which were included in accrued expenses in the accompanying condensed balance sheets.

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

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated September 9, 2025, which the Company entered into with the holders thereto. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,600,000 units to cover over-allotments, if any (the “Over-Allotment Option”). On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option in the amount of 3,500,000 units and forfeited the remaining unexercised balance of 100,000 Units.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 6,875,000 Class B Ordinary Shares issued and outstanding. On June 10, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares) as compensation for their services. On September 9, 2025, the Company effected a 1.2 for 1 share split in which the Company issued an additional 1,150,000 Founder Shares to the Initial Shareholders, so that they collectively hold 6,900,000 Founder Shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option is exercised. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares.

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
JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$283,165,973	$278,235,039

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
JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$951,192	$1,186,244
Marketable securities held in Trust Account	$283,165,973	$278,235,039

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 9, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$122,707	$311,591	$18,806
Interest earned on cash held in operating bank account	$8,341	$17,947	$—
Interest earned on marketable securities held in Trust Account	$2,484,432	$4,930,934	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transactions within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 9, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,370,066, which consisted of interest earned on marketable securities held in Trust Account of $2,484,432, interest earned on cash held in Operating Bank Account of $8,341, partially offset by general and administrative costs of $122,707.

For the six months ended June 30, 2026, we had net income of $4,637,290, which consisted of interest earned on marketable securities held in Trust Account of $4,930,934, interest earned on cash held in Operating Bank Account of $17,947, partially offset by general and administrative costs of $311,591.

For the period from June 9, 2025 (inception) through June 30, 2025, we had net loss of $18,806, which primarily consists of general and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $275,000,000 was initially placed in the Trust Account. We incurred fees of $17,080,880, consisting of $4,800,000 of cash underwriting fee, $11,700,000 of Deferred Fee, and $580,880 of other offering costs.

As of June 30, 2026, we had $951,192 of cash and cash equivalents in our operating account. As of June 30, 2026, $8,165,973 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026, we had marketable securities held in the Trust Account of $283,165,973 (including $8,165,973 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of $951,192. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 11, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 9, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $30,000 and $60,000 of administrative services fees, respectively. For the period from June 9, 2025 (inception) through June 30, 2025, we did not incur any cost for administrative services fees. As of June 30, 2026 and December 31, 2025, we incurred $96,667 and $36,667 in administrative services fees, respectively, and which were included in accrued expenses in the unaudited condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the remaining unexercised balance of 100,000 Units.

The Underwriters were paid a cash underwriting discount of $4,800,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $11,700,000 in the aggregate following the partial exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $6,800,000. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor purchased 1,600,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2026	TRAILBLAZER ACQUISITION CORP.

	By:	/s/ Eric Semler
	Name:	Eric Semler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Eamon P. Smith
	Name:	Eamon P. Smith
	Title:	Chief Financial Officer
(Principal Financial Officer)