Form 10-Q
period 2026-09-30
Trailblazer Acquisition Corp.
filed 2026-11-13
CIK 2075310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42833

Trailblazer Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-1868836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, 32nd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2026, there were 27,500,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,875,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRAILBLAZER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from June 9, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from June 9, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 9, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 9, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., representative of the underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 11, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Trailblazer Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 4.00% of the gross proceeds of the Initial Public Offering, excluding any proceeds from units sold pursuant to the Underwriters’ Over-Allotment Option, and 6.00% of the gross proceeds sold pursuant to the Over-Allotment Option, to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statements (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statements (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 11, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 10, 2025;

●	“IPO Registration Statements” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 11, 2025, as amended, and declared effective on September 9, 2025 (File No. 333-288651) and the Form S-1MEF as filed on September 9, 2025, and declared effective on September 9, 2025, collectively;

●	“Letter Agreement” are to the Letter Agreement, dated September 9, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,500,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 9, 2025, which we entered into with Cantor, together;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 9, 2025, which we entered into with the Sponsor, Cantor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Trailblazer Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $275,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Initial Shareholders or an affiliate of our Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAILBLAZER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$907,008	$1,186,244
Prepaid expenses	21,838	11,920
Prepaid insurance	66,141	70,031
Total Current Assets	994,987	1,268,195

Prepaid insurance – long-term	—	48,633
Marketable securities held in Trust Account	285,753,369	278,235,039
Total Assets	$286,748,356	$279,551,867

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$8,172	$11,089
Accrued expenses – related party	126,667	36,667
Accrued offering expenses	75,000	75,000
Total Current Liabilities	209,839	122,756

Deferred underwriting fee payable	11,700,000	11,700,000
Total Liabilities	11,909,839	11,822,756

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 27,500,000 shares at a redemption value of $10.39 and $10.12 per share as of September 30, 2026 and December 31, 2025, respectively	285,753,369	278,235,039

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,875,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	687	687
Additional paid-in capital	—	—
Accumulated deficit	(10,915,539)	(10,506,615)
Total Shareholders’ Deficit	(10,914,852)	(10,505,928)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$286,748,356	$279,551,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 9, 2025 (Inception) Through September 30,
	2026	2025		2026	2025
General and administrative costs	$93,186	$80,620		$344,777	$99,426
General and administrative costs – related party	30,000	6,667		90,000	6,667
Loss from operations	(123,186)	(87,287)		(434,777)	(106,093)

Other income:
Interest earned on cash held in operating bank account	7,906	—		25,853	—
Interest earned on marketable securities held in Trust Account	2,587,396	576,612		7,518,330	576,612

Net income	$2,472,116	$489,325		$7,109,406	$470,519

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	27,500,000	5,679,348		27,500,000	4,623,894
Basic and diluted net income per share, Class A Ordinary Shares	$0.07	$0.04		$0.21	$0.04

Basic weighted average shares outstanding of Class B Ordinary Shares(1)	6,875,000	6,180,707	(1)	6,875,000	6,147,124	(1)
Diluted weighted average shares outstanding of Class B Ordinary Shares	6,875,000	6,875,000		6,875,000	6,704,646
Basic and diluted net income per share, Class B Ordinary Shares	$0.07	$0.04		$0.21	$0.04

(1)	Excludes up to 900,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,875,000	$687	$—	$(10,506,615)	$(10,505,928)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,446,502)	(2,446,502)
Net income	—	—	—	—	—	2,267,224	2,267,224
Balance — March 31, 2026 (unaudited)	—	—	6,875,000	687	—	(10,685,893)	(10,685,206)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,484,432)	(2,484,432)
Net income	—	—	—	—	—	2,370,066	2,370,066
Balance — June 30, 2026 (unaudited)	—	—	6,875,000	687	—	(10,800,259)	(10,799,572)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,587,396)	(2,587,396)
Net income	—	—	—	—	—	2,472,116	2,472,116
Balance — September 30, 2026 (unaudited)	—	$—	6,875,000	$687	$—	$(10,915,539)	$(10,914,852)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — June 9, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(18,806)	(18,806)
Balance — June 30, 2025 (unaudited)	—	—	6,900,000	690	24,310	(18,806)	6,194
Sale of Private Placement Warrants	—	—	—	—	6,800,000	—	6,800,000
Proceeds allocated to Public Warrants	—	—	—	—	4,675,000	—	4,675,000
Offering costs allocated to Warrants	—	—	—	—	(304,154)	—	(304,154)
Forfeiture of Founder Shares	—	—	(25,000)	(3)	3	—	—
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(11,195,159)	(10,833,179)	(22,028,338)
Net income	—	—	—	—	—	489,325	489,325
Balance — September 30, 2025 (unaudited)	—	$—	6,875,000	$687	$—	$(10,362,660)	$(10,361,973)

(1)	Includes up to 900,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from June 9, 2025 (Inception) Through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$7,109,406	$470,519
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	—	17,420
Interest earned on marketable securities held in Trust Account	(7,518,330)	(576,612)
Changes in operating assets and liabilities:
Prepaid expenses	(9,918)	(20,483)
Prepaid insurance	52,523	(136,172)
Accrued expenses	(2,917)	3,333
Accrued expenses – related party	90,000	6,667
Net cash used in operating activities	(279,236)	(235,328)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(275,000,000)
Net cash used in investing activities	—	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,200,000
Proceeds from sale of Private Placement Warrants	—	6,800,000
Repayment of IPO Promissory Note – related party	—	(170,256)
Payment of offering costs	—	(328,044)
Net cash provided by financing activities	—	276,501,700

Net Change in Cash and Cash Equivalents	(279,236)	1,266,372
Cash and cash equivalents – Beginning of period	1,186,244	—
Cash and cash equivalents – End of period	$907,008	$1,266,372

Noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering expenses	$—	$75,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$152,836
Deferred underwriting fee payable	$—	$11,700,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Trailblazer Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target. Although the Company currently intends to focus on target businesses in the media and communications, sports and entertainment, technology, and consumer retail sectors, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Trailblazer Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 11, 2025, as amended (File No. 333-288651), was declared effective on September 9, 2025 and the Form S-1MEF as filed on September 9, 2025, and declared effective on September 9, 2025 (the “IPO Registration Statements”). On September 11, 2025, the Company consummated the initial public offering of 27,500,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the partial exercise of the underwriters’ Over-Allotment Option (as defined in Note 6) of 3,500,000 Units, generating gross proceeds of $275,000,000 (the “Initial Public Offering”). Each Unit has a price of $10.00 and consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share (each, a “Public Warrant”).

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on September 11, 2025, the amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the Private Placement, are held in a Trust Account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by the Company, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to certain limitations. The amount in the Trust Account was $10.39 per Public Share as of September 30, 2026.

The Class A Ordinary Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $907,008 and working capital of $785,148.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business prior to the consummation of a Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying financial statements.

However, the Company currently has until September 11, 2027 (or such earlier date as determined by the Board) to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Separately from the liquidity analysis above, Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through the consummation of a Business Combination prior to the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate a Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities that might result from the outcome of this uncertainty. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the 2025 Annual Report. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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
SEPTEMBER 30, 2026

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in the accompanying unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and Management evaluates these estimates on an ongoing basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $907,008 and $1,186,244 as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented as marketable securities held in Trust Account on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account of $285,753,369 and $278,235,039, respectively, were held in money market funds.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 Ordinary Shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised. On September 11, 2025, the underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares. As of September 30, 2026, the Company had outstanding 9,166,667 Public Warrants and 4,533,333 Private Placement Warrants exercisable for an aggregate of 13,700,000 Class A Ordinary Shares. The Class A Ordinary Shares underlying the Warrants were excluded from the calculation of diluted net income per Ordinary Share because the exercise of the Warrants is contingent upon the occurrence of future events (the consummation of the initial Business Combination). Other than the Warrants, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income (loss) per Ordinary Share is the same as basic income (loss) per Ordinary Share for the periods presented, except that the diluted weighted average Class B Ordinary Shares for the three months ended September 30, 2025 and for the period from June 9, 2025 (inception) through September 30, 2025 give effect to the Founder Shares that were no longer subject to forfeiture following the partial exercise of the Over-Allotment Option.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of Ordinary Shares:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$1,977,693	$494,423	$234,320	$255,005
Denominator:
Basic weighted-average Ordinary Shares outstanding	27,500,000	6,875,000	5,679,348	6,180,707
Basic net income per Ordinary Share	$0.07	$0.07	$0.04	$0.04

Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, diluted	$1,977,693	$494,423	$221,361	$267,964
Denominator:
Diluted weighted-average Ordinary Shares outstanding	27,500,000	6,875,000	5,679,348	6,875,000
Diluted net income per Ordinary Share	$0.07	$0.07	$0.04	$0.04

	For the Nine Months Ended September 30, 2026		For the Period from June 9, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$5,687,525	$1,421,881	$201,989	$268,530
Denominator:
Basic weighted-average Ordinary Shares outstanding	27,500,000	6,875,000	4,623,894	6,147,124
Basic net income per Ordinary Share	$0.21	$0.21	$0.04	$0.04

Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, diluted	$5,687,525	$1,421,881	$192,049	$278,470
Denominator:
Diluted weighted-average Ordinary Shares outstanding	27,500,000	6,875,000	4,623,894	6,704,646
Diluted net income per Ordinary Share	$0.21	$0.21	$0.04	$0.04

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,675,000)
Class A Ordinary Shares issuance cost	(16,776,726)
Plus:
Accretion of carrying value to redemption value	24,686,765
Class A Ordinary Shares subject to possible redemption, December 31, 2025	278,235,039
Plus:
Accretion of carrying value to redemption value	2,446,502
Class A Ordinary Shares subject to possible redemption, March 31, 2026	280,681,541
Plus:
Accretion of carrying value to redemption value	2,484,432
Class A Ordinary Shares subject to possible redemption, June 30, 2026	283,165,973
Plus:
Accretion of carrying value to redemption value	2,587,396
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$285,753,369

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, and FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 9,166,667 Public Warrants and 4,533,333 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2026

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

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Class A Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

The Sponsor, officers and directors have entered into the Letter Agreement with the Company, as described in Note 1.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Note 5 — Related Party Transactions

Founder Shares

On June 10, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”), or 6,900,000 Class B Ordinary Shares after giving effect to the share split described below. In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares) as compensation for their services. The transfer of the 90,000 Founder Shares to the independent directors and to the Chief Financial Officer are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. Since the issuance of the founder shares to the directors and CFO occurred within a month from the date of incorporation and issuance of the founder share to the Sponsor and the Company had yet to file the registration statement publicly at the time the director shares were issued, the Company has determined the value of the Sponsor founder shares is the nearest and most appropriate value to use for the valuation of the founder shares transferred, since they carry the same terms and restrictions. This value will be recorded as compensation expense at the time of the Business Combination. As of September 30, 2026, $0 of compensation expense is recorded.

On September 9, 2025, the Company effected a 1.2 for 1 share split in which the Company issued an additional 1,150,000 Founder Shares to the Initial Shareholders, so that they collectively hold 6,900,000 Founder Shares. All share and per-share data have been retrospectively presented to reflect the share split, except for the number of Founder Shares issued on June 10, 2025 and the number of Founder Shares transferred in July 2025, which are presented prior to giving effect to the share split. Up to 900,000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option is exercised. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on September 9, 2025 and pursuant to the Administrative Services Agreement, dated September 9, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company has agreed to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 of administrative services fees, respectively, which are included in general and administrative costs – related party in the accompanying unaudited condensed statements of operations. For the three months ended September 30, 2025 and for the period from June 9, 2025 (inception) through September 30, 2025, the Company incurred $6,667 of administrative services fees, which are included in general and administrative costs – related party in the accompanying unaudited condensed statements of operations. As of September 30, 2026 and December 31, 2025, the Company incurred, in aggregate, $126,667 and $36,667 in administrative services fees, respectively, which were included in accrued expenses – related party in the accompanying condensed balance sheets.

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

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated September 9, 2025, which the Company entered into with the holders thereto. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statements. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the IPO Registration Statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 6,875,000 Class B Ordinary Shares issued and outstanding. On June 10, 2025, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share (6,900,000 Class B Ordinary Shares after giving effect to the share split described below). In July 2025, the Sponsor transferred 25,000 Founder Shares to each of the three independent directors and 15,000 Founder Shares to the Chief Financial Officer (an aggregate of 90,000 Founder Shares, prior to giving effect to the share split described below) as compensation for their services. On September 9, 2025, the Company effected a 1.2 for 1 share split in which the Company issued an additional 1,150,000 Founder Shares to the Initial Shareholders, so that they collectively hold 6,900,000 Founder Shares. All share and per-share data have been retrospectively presented to reflect the share split, except for the number of Founder Shares issued on June 10, 2025 and the number of Founder Shares transferred in July 2025, which are presented prior to giving effect to the share split. Up to 900,000 of the Founder Shares may be surrendered for no consideration depending on the extent to which the Underwriters’ Over-Allotment Option is exercised. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 875,000 Founder Shares are no longer subject to forfeiture and 25,000 Founder Shares were forfeited, resulting in the Initial Shareholders holding 6,875,000 Founder Shares.

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

TRAILBLAZER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Holders of record of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act of the Cayman Islands (“the Companies Act”) or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares will (i) have the right to vote on the appointment and removal of directors prior to or in connection with the completion of the initial Business Combination and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$285,753,369	$278,235,039

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
SEPTEMBER 30, 2026

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

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”) or group, in deciding how to allocate resources and assess performance.

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$907,008	$1,186,244
Marketable securities held in Trust Account	$285,753,369	$278,235,039

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 9, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$93,186	$80,620	$344,777	$99,426
General and administrative costs – related party	$30,000	$6,667	$90,000	$6,667
Interest earned on cash held in operating bank account	$7,906	$—	$25,853	$—
Interest earned on marketable securities held in Trust Account	$2,587,396	$576,612	$7,518,330	$576,612

General and administrative costs and general and administrative costs – related party are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination or similar transactions within the Combination Period. The CODM also reviews general and administrative costs and general and administrative costs – related party to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative costs and general and administrative costs – related party, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on a target in industries that complement our Management Team’s background. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statements became effective on September 9, 2025. On September 11, 2025, we consummated our Initial Public Offering of 27,500,000 Units, including 3,500,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-third of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $275,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 4,533,333 Private Placement Warrants to the Sponsor and Cantor in the Private Placement at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $6,800,000. Of those 4,533,333 Private Placement Warrants, the Sponsor purchased 2,933,333 Private Placement Warrants and Cantor purchased 1,600,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statements.

Following the closing of the Initial Public Offering and Private Placement, an amount of $275,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by the Company, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 9, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,472,116, which consisted of interest earned on marketable securities held in Trust Account of $2,587,396, interest earned on cash held in operating bank account of $7,906, partially offset by general and administrative costs of $93,186 and general and administrative costs – related party of $30,000.

For the nine months ended September 30, 2026, we had net income of $7,109,406, which consisted of interest earned on marketable securities held in Trust Account of $7,518,330, interest earned on cash held in operating bank account of $25,853, partially offset by general and administrative costs of $344,777 and general and administrative costs – related party of $90,000.

For the three months ended September 30, 2025, we had net income of $489,325, which consisted of interest earned on marketable securities held in Trust Account of $576,612, partially offset by general and administrative costs of $80,620 and general and administrative costs – related party of $6,667.

For the period from June 9, 2025 (inception) through September 30, 2025, we had net income of $470,519, which consisted of interest earned on marketable securities held in Trust Account of $576,612, partially offset by general and administrative costs of $99,426 and general and administrative costs – related party of $6,667.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $275,000,000 was initially placed in the Trust Account. We incurred fees of $17,080,880, consisting of $4,800,000 of cash underwriting fee, $11,700,000 of Deferred Fee, and $580,880 of other offering costs.

As of September 30, 2026, we had $907,008 of cash and cash equivalents in our operating account. As of September 30, 2026, $10,753,369 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026, we had marketable securities held in the Trust Account of $285,753,369 (including $10,753,369 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2026, cash used in operating activities was $279,236. Net income of $7,109,406 was affected by interest earned on marketable securities held in the Trust Account of $7,518,330. Changes in operating assets and liabilities provided $129,688 of cash for operating activities.

For the period from June 9, 2025 (inception) through September 30, 2025, cash used in operating activities was $235,328. Net income of $470,519 was affected by interest earned on marketable securities held in the Trust Account of $576,612 and payment of operation costs through the IPO Promissory Note of $17,420. Changes in operating assets and liabilities used $146,655 of cash for operating activities.

For the nine months ended September 30, 2026, there were no cash flows from investing activities. For the period from June 9, 2025 (inception) through September 30, 2025, cash used in investing activities was $275,000,000, which consisted of the investment of cash into the Trust Account.

For the nine months ended September 30, 2026, there were no cash flows from financing activities. For the period from June 9, 2025 (inception) through September 30, 2025, cash provided by financing activities was $276,501,700, which consisted of proceeds from the sale of Units, net of underwriting discounts paid, of $270,200,000 and proceeds from the sale of Private Placement Warrants of $6,800,000, partially offset by the repayment of the IPO Promissory Note of $170,256 and the payment of offering costs of $328,044.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $907,008. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 11, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Separately from the liquidity analysis above, we currently have until September 11, 2027 (or such earlier date as determined by our Board) to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements included in this Report are issued. We intend to complete our initial Business Combination before the end of the Combination Period; however, there can be no assurance that we will be able to consummate a Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 11, 2027. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 9, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $30,000 and $90,000 of administrative services fees, respectively. For the three months ended September 30, 2025 and for the period from June 9, 2025 (inception) through September 30, 2025, we incurred $6,667 of administrative services fees. As of September 30, 2026 and December 31, 2025, we incurred $126,667 and $36,667 in administrative services fees, respectively, which were included in accrued expenses – related party in the unaudited condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,600,000 Option Units to cover over-allotments, if any. On September 11, 2025, the Underwriters partially exercised their Over-Allotment Option and forfeited the remaining unexercised balance of 100,000 Units.

The Underwriters were paid a cash underwriting discount of $4,800,000 (2.0% of the gross proceeds of Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the Over-Allotment Option). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $11,700,000 in the aggregate following the partial exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Cantor may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statements. In addition, Cantor may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statements. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions until the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants were subject to transfer restriction for 180 days from the date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statements, (ii) 2025 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 13, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statements. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2026	TRAILBLAZER ACQUISITION CORP.

	By:	/s/ Eric Semler
	Name:	Eric Semler
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Eamon P. Smith
	Name:	Eamon P. Smith
	Title:	Chief Financial Officer
(Principal Financial Officer)